Form 10-K/A
period 2011-12-31
Ford Credit Floorplan Master Owner Trust A Series 2011-2
filed 2012-03-30
CIK 1531995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Ford Credit Floorplan Master Owner Trust A Series 2011-2 (the “Trust”) for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on March 23, 2012 (the “Original Filing”).

This Form 10-K/A amends the Original Filing solely to correct the date of the report of the Trust’s independent registered public accounting firm appearing in the Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit (the “Attestation Report”) filed as Exhibit 34.1 to the Original Filing. The corrected Attestation Report is filed as Exhibit 34.1 hereto.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement and Schedules.

(a) List of Documents Filed as Part of this Report

(1) Not applicable.

(2) Not applicable.

(3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Certificate of Formation of Ford Credit Floorplan LLC (included in Exhibit 3.1 to the Registration Statement No. 333-132560, as filed with the Securities and Exchange Commission (the “Commission”) on May 31, 2006, which is incorporated herein by reference).

3.2	Amended and Restated Limited Liability Company Agreement of Ford Credit Floorplan LLC (included in Exhibit 3.2 to the Registration Statement No. 333-132560, as filed with the Commission on May 31, 2006, which is incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Ford Credit Floorplan Corporation (included in Exhibit 3.3 to the Registration Statement No. 333-132560, as filed with the Commission on May 31, 2006, which is incorporated herein by reference).

3.4	By-Laws of Ford Credit Floorplan Corporation, as amended through September 24, 2008 (included in Exhibit 3.4 to the Form 10-K filed under Commission File No. 333-148505-02, as filed with the Commission on March 29, 2010, which is incorporated herein by reference).

4.1	Second Amended and Restated Indenture, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Trust and the Indenture Trustee (included in Exhibit 4.1 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

4.2	Series 2011-2 Indenture Supplement, dated as of October 1, 2011, between Ford Credit Floorplan Master Owner Trust A and The Bank of New York Mellon, as indenture trustee (included in Exhibit 4.2 to the Form 8-K filed under Commission File No. 333-171922--02 , as filed with the Commission on October 14, 2011 , which is incorporated herein by reference).

4.3	Second Amended and Restated Trust Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between the Depositors and the Owner Trustee (included in Exhibit 4.3 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit. *

33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM.*

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.**

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.*

35.1	Servicer Compliance Statement of Ford Credit.

99.1	Fifth Amended and Restated Sale and Servicing Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among Ford Credit Floorplan Corporation, the Servicer and the Trust (included in Exhibit 99.1 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

99.2	Fifth Amended and Restated Sale and Servicing Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among Ford Credit Floorplan LLC, the Servicer and the Trust (included in Exhibit 99.2 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

99.3	Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between Ford Credit and Ford Credit Floorplan Corporation (included in Exhibit 99.3 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

99.4	Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, between Ford Credit and Ford Credit Floorplan LLC (included in Exhibit 99.4 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

99.5	Second Amended and Restated Administration Agreement, dated as of August 1, 2001, as amended and restated as of December 1, 2010, among the Trust, the Administrator and the Indenture Trustee (included in Exhibit 99.5 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

99.6	Amended and Restated Back-up Servicing Agreement, dated as of October 1, 2009, as amended and restated December 1, 2010, among the Depositors, the Trust, the Back-up Servicer and the Servicer (included in Exhibit 99.8 to the Registration Statement No. 333-171922, as filed with the Commission on July 6, 2011, which is incorporated herein by reference).

99.7	Account Control Agreement, dated as of December 1, 2010, between the Trust and The Bank of New York Mellon (included in Exhibit 99.6 to the Form 8-K filed under Commission File Nos. 033-39027 and 333-57305, as filed with the Commission on February 14, 2011, which is incorporated herein by reference).

99.8	Series 2011-2 Account Control Agreement, dated as of October 1, 2011, between the Trust and The Bank of New York Mellon (included in Exhibit 99.7 to the Form 8-K filed under Commission File 333-171922-02, as filed with the Commission on October 14, 2011, which is incorporated herein by reference).

*	Previously filed as an exhibit to the Form 10-K filed with the Commission on March 23, 2012.
**	Filed herewith.

(c) Not applicable.

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

Dated: March 30, 2012